Form 10-K
period 2011-12-31
LEHMAN ABS CORP BACKED TRUST CERTS SER 2001-8
filed 2012-03-30
CIK 1266832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which include the reports filed on Form 8-K listed in Item 15(a) hereto are incorporated by reference into part IV of this Annual Report.

Introductory Note

Lehman ABS Corporation (the “Depositor”) is the Depositor in respect of the Corporate Backed Trust Certificates, Series 2001-8 Trust (the “Trust”), a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of January 16, 2001, between the Depositor and U.S. Bank Trust National Association, as trustee (the “Trustee”), as supplemented by a Series Supplement (the “Series Supplement”) dated as of March 8, 2001 in respect of the Trust. The Trust’s assets consist solely of a $32,575,000 escrow position established by the Depository Trust Company (“DTC”) representing the original $32,575,000 principal amount 8.10% Debentures due June 15, 2024 (the “Underlying Securities”) issued by Motors Liquidation Company (f/k/a General Motors Corporation) (the “Underlying Securities Issuer”) for the purpose of making distributions under the Second Amended Joint Chapter 11 Plan of the Underlying Securities Issuer, as further described in Item 9B below. The Certificates do not represent obligations or interests in the Depositor or the Trustee.

As previously disclosed, the Registrant is a wholly-owned, indirect subsidiary of Lehman Brothers Holdings Inc. (“LBHI”). On September 15, 2008 and periodically thereafter, LBHI and certain of its subsidiaries (collectively, the “Debtors”) commenced voluntary cases under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (jointly administered proceedings, In re Lehman Brothers Holdings Inc. et al., Case Number 08-13555). LBHI and its wholly-owned broker-dealer, Lehman Brothers Inc., have sold since September 15, 2008 significant businesses, including the sale on September 21, 2008 of the investment banking business to Barclays Capital Inc., which business included the employees who historically conducted the Registrant’s business.

On December 6, 2011, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Modified Third Amended Joint Chapter 11 Plan of Lehman Brothers Holdings Inc. and its Affiliated Debtors (the “Plan”). The Plan and the Confirmation Order were attached as Exhibit 2.1 and Exhibit 2.2, respectively, to LBHI’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2011. LBHI’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2011 contains a summary of the Plan.

On March 6, 2012 (the “Effective Date”), the Plan became effective and a notice of the Effective Date of the Plan (the “Notice of Effective Date”) was filed with the Bankruptcy Court.

As further described under Item 9B below, the Class A-1 Certificates of the Trust were removed from the listing and registration on the New York Stock Exchange LLC.

As further described under Item 9B below, Motors Liquidation Company GUC Trust is subject to certain information reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For information on Motors Liquidation Company (f/k/a General Motors Corporation) and Motors Liquidation Company GUC Trust, please see periodic and current reports filed with the Securities and Exchange Commission (the “Commission”) under Exchange Act file number, 001-00043. The Commission maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information regarding issuers filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or “EDGAR.” Periodic and current reports and other information required to be filed pursuant to the Exchange Act by the issuer of the underlying securities may be accessed on this site. Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

PART I

Item 1. Business.

Not Applicable

Item 1A. Risk Factors.

Not Applicable

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2. Properties

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

Not Applicable

Item 8. Financial Statements and Supplementary Data.

Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Not Applicable

Item 9A(T). Controls and Procedures.

Not Applicable

Item 9B. Other Information.

On June 1, 2009, the Underlying Securities Issuer filed for bankruptcy protection in U.S. Bankruptcy Court in New York. Under the Trust Agreement, the bankruptcy filing by the Underlying Securities Issuer (the “Company”) constituted an event of default with respect to the Certificates.

At the opening of business on July 20, 2009, New York Stock Exchange LLC (the “Exchange”) removed the entire class of Corporate Backed Trust Certificates, Series 2001-8, Class A-1 due 6/15/2024 (the “Certificates”) of the Depositor from listing and registration on the Exchange, pursuant to the provisions of Rule 12d2-2(b) of the Securities Exchange Act of 1934, because, in the opinion of the Exchange, the Certificates were no longer suitable for continued listing and trading on the Exchange “in light of the underlying General Motors Corporation (‘GM’) debt security and the fact that GM filed for relief under Chapter 11 of the U.S Bankruptcy Code with the United States Bankruptcy Court in the Southern District of New York.”

On March 18, 2011, the Company and certain of its affiliates (collectively with the Company, the “Debtors”) filed their Second Amended Joint Chapter 11 Plan, which was confirmed by an order of the Bankruptcy Court entered on March 29, 2011 (as so confirmed, the “Plan”). The Plan became effective on March 31, 2011 and provided for distributions under the Plan to holders of Allowed General Unsecured Claims.

On April 22, 2011, the Trustee, as a holder of the Underlying Securities, received its pro rata share of the Initial Distribution under the Plan consisting of 128,233 shares of New GM Stock (CUSIP 37045V100), 116,575 New GM Warrants (Exercise Price of $10.00 per Share, CUSIP 37045V118) and 116,575 New GM Warrants (Exercise Price of $18.33 per Share, CUSIP 37045V126) (collectively, the “New GM Securities”). The Trustee allocated and distributed the New GM Securities to the holders of Class A-1 Certificates then outstanding and unpaid, (after deducting costs incurred in connection therewith) in accordance with Section 5(d) of the Series Supplement on or about May 20, 2011. There were insufficient amounts to make a distribution to the holders of Class A-2 at that time.

On July 28, 2011, the Trustee, as a holder of the Underlying Securities, received its pro rata share of a second distribution consisting of 3,502 shares of New GM Stock (CUSIP 37045V100), 3,183 New GM Warrants (Exercise Price of $10.00 per Share, CUSIP 37045V118) and 3,183 New GM Warrants (Exercise Price of $18.33 per Share, CUSIP 37045V126) (collectively, the “New GM Securities”). The Trustee allocated and distributed the New GM Securities to the holders of Class A-1 Certificates then outstanding and unpaid, (after deducting costs incurred in connection therewith) in accordance with Section 5(d) of the Series Supplement on or about August 25, 2011. There were insufficient amounts to make a distribution to the holders of Class A-2 at that time.

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

Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accountant Fees and Services.

Not Applicable

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of this report.

1.	Trustee’s Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2011 through and including December 31, 2011 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on
Corporate Backed Trust Certificates, Series 2001-8	05/20/2011 08/25/2011	06/01/2011 02/03/2012

2.	None.

3.	Exhibits:

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

(b)	See Item 15(a) above.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. In preparing this report the Registrant has relied on Distribution Statements provided to it by the Trustee.

Lehman ABS Corporation, as Depositor for the Trust (the “Registrant”)

Dated: March 30, 2012	By:	/s/ William J. Fox
	Name:	William J. Fox
	Title:	Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K

(31.1)	Certification by Executive Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(31.2)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2