Form 10-K
period 2013-12-31
LEHMAN ABS CORP BACKED TRUST CERTS SER 2001-8
filed 2014-03-28
CIK 1266832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The Depositor is a wholly-owned, indirect subsidiary of Lehman Brothers Holdings Inc. (“LBHI”). On September 15, 2008 and periodically thereafter, LBHI and certain of its subsidiaries (collectively, the “Debtors”) commenced voluntary cases under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (jointly administered proceedings, In re Lehman Brothers Holdings Inc. et al., Case Number 08-13555). LBHI and its wholly-owned broker-dealer, Lehman Brothers Inc., have sold since September 15, 2008 significant businesses, including the sale on September 21, 2008 of the investment banking business to Barclays Capital Inc., which business included the employees who historically conducted the Registrant’s business.

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

On November 1, 2011, the Trustee, as a holder of the Underlying Securities, received its pro rata share of a third distribution consisting of 2,604 shares of New GM Stock (CUSIP 37045V100), 2,367 New GM Warrants (Exercise Price of $10.00 per Share, CUSIP 37045V118) and 2.367 New GM Warrants (Exercise Price of $18.33 per Share, CUSIP 37045V126) (collectively, the “New GM Securities”). The Trustee allocated and distributed New GM Securities to the holders of Class A-1 Certificates then outstanding and unpaid, (after deducting costs incurred in connection therewith) in accordance with Section 5(d) of the Series Supplement on or about January 31, 2012. There were insufficient amounts to make a distribution to the holders of Class A-2 at that time.

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

Lehman ABS Corporation, as Depositor for the Trust (the “Registrant”)

Dated: March 28, 2014	By:	/s/ Michael S. Leto
	Name:	Michael S. Leto
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K

(31.1)	Certification by Executive Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(31.2)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2