Form 10-K
period 2020-12-31
LEHMAN ABS CORP BACKED TRUST CERTS SER 2001-8
filed 2021-03-30
CIK 1266832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Central Index Key Number of depositor: 0000829281

Lehman ABS Corporation

(Exact Name of Depositor as Specified in Its Charter)

Delaware	13-3447441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 E. 42nd Street, Suite 820, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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

Lehman ABS Corporation, as Depositor for the Trust (the “Registrant”)

Dated: March 30, 2021	By:	/s/ Jeffry Ciongoli
	Name:	Jeffry Ciongoli
	Title:	Vice President and Assistant Treasurer