Form 10-K
period 2021-12-31
LEHMAN ABS CORP BACKED TRUST CERTS SER 2001-8
filed 2022-03-30
CIK 1266832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Lehman ABS Corporation, as Depositor for the Trust (the “Registrant”)

Dated:	March 30, 2022	By:	/s/ Jeffry Ciongoli
		Name:	Jeffry Ciongoli
		Title:	Vice President and Assistant Treasurer

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K

(31.1)	Certification by Vice President and Assistant Treasurer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(31.2)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2