Form 10-K
period 2022-12-31
LEHMAN ABS CORP BACKED TRUST CERTS SER 2001-8
filed 2023-03-28
CIK 1266832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Central Index Key Number of depositor: 0000829281

SCS LABS Corporation

(Exact Name of Depositor as Specified in Its Charter)

Delaware	13-3447441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Continental Drive, Suite 401, Newark, Delaware	19713
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (929) 215 1680

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

Introductory Note

SCS LABS Corporation (the “Depositor”) is the Depositor in respect of the Corporate Backed Trust Certificates, Series 2001-8 Trust (the “Trust”), a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of January 16, 2001, between the Depositor and U.S. Bank Trust National Association, as trustee (the “Trustee”), as supplemented by a Series Supplement (the “Series Supplement”), dated as of March 8, 2001, in respect of the Trust. The Trust’s assets consist solely of a $32,575,000 escrow position established by the Depository Trust Company (“DTC”) representing the original $32,575,000 principal amount 8.10% Debentures due June 15, 2024 (the “Underlying Securities”) issued by Motors Liquidation Company (f/k/a General Motors Corporation)(the “Underlying Securities Issuer”) for the purpose of making distributions under the Second Amended Joint Chapter 11 Plan of the Underlying Securities Issuer, as further described in Item 9B below. The Certificates do not represent obligations or interests in the Depositor or the Trusteee.

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

31.1 – Certification by Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SCS LABS Corporation, as Depositor for the
Trust (the “Registrant”)

Dated: March 28, 2023	By:	/s/ Paul Edwards
	Name:	Paul Edwards
	Title:	Vice President

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K

(31.1)	Certification by Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(31.2)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2